Form 10-K
period 2005-12-31
LEHMAN ABS CORP PRUDENTIAL FINANCIAL NOTE BACKED SE 2003 20
filed 2006-03-27
CIK 1274000

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

     For the fiscal year ended December 31, 2005

                                      or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number: 001-31948


                            Lehman ABS Corporation,
                                 on behalf of:
 Corporate Backed Trust Certificates, Prudential Financial Note-Backed
                             Series 2003-20 Trust
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     13-3447441
------------------------------------  -----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

      745 Seventh Avenue, New York, New York                  10019
   ---------------------------------------------  -----------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]        No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]        No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]        No [X]

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

                                    PART I

Item 1. Business.
         Not Applicable

Item 1A.  Risk Factors.
         Not Applicable

Item 1B.  Unresolved Staff Comments.
         Not Applicable

Item 2.  Properties.
         Not Applicable

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

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

Item 6.  Selected Financial Data.
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8. Financial Statements and Supplementary Data.
         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         None

Item 9A.  Controls and Procedures.
         Not Applicable

Item 9B.  Other Information.
         None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
         Not Applicable

Item 11.   Executive Compensation.
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
         Not Applicable

Item 13.  Certain Relationships and Related Transactions.
         None

Item 14.  Principal Accounting Fees and Services.
         Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

         (a) The following documents have been filed as part of this report.

             1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                  Distribution Date       Filed on
----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Backed Trust Certificates, Prudential Financial Note-Backed              01/15/2005          01/28/2005
Series 2003-20 Trust                                                               07/15/2005          07/27/2005
----------------------------------------------------------------------------- ---------------------- ---------------


             2.   None.

             3.   Exhibits:

                  31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.3 - Report of Aston Bell, CPA.

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

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:  March 27, 2006            By:      /s/ CHARLES M. WEAVER
                                     ------------------------------------------
                                  Name:    Charles M. Weaver
                                  Title:   Senior Vice President


                                 EXHIBIT INDEX

------------------------------------------------------------------------------------------
   Reference                    Description of Exhibits                  Exhibit Number
  Number per                                                            in this Form 10-K
  Item 601 of
 Regulation SK
------------------------------------------------------------------------------------------
     (31.1)     Certification by Senior Vice President of the                 31.1
                Registrant pursuant to 15 U.S.C. Section 7241, as
                adopted pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.
------------------------------------------------------------------------------------------
     (31.2)     Annual Compliance Report by Trustee pursuant to 15
                U.S.C. Section 7241, as adopted pursuant to Section           31.2
                302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------
     (31.3)     Report of Aston Bell, CPA.                                    31.3
------------------------------------------------------------------------------------------